Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D LTD
filed 1996-11-12
CIK 861761

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

                       Commission File number 33-15998-07


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D LTD.
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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------      ---------------
                                                                                          Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,545       $        1,500
              Nonoperating interests income receivable                                         79,653               41,259
                                                                                       --------------       ---------------
                   Total Current Assets                                                        81,198               42,759
                                                                                       --------------       ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,316,210            2,317,674
         Less-Accumulated amortization                                                     (1,661,598)          (1,564,668)
                                                                                       --------------       ---------------
                                                                                              654,612              753,006
                                                                                       --------------       ---------------
                                                                                       $      735,810       $      795,765
                                                                                       ==============       ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      122,564       $      164,639
                                                                                       --------------       ---------------

         Partners' Capital                                                                    613,246              631,126
                                                                                       --------------       ---------------
                                                                                       $      735,810       $      795,765
                                                                                       ==============       ===============




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995              1996              1995
                                              --------------    ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        86,417   $        44,030  $       175,774   $       161,567
   Interest income                                         96                21              262                47
                                              ---------------   ---------------  ---------------   ---------------
                                                       86,513            44,051          176,036           161,614
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        32,117            32,339           96,930            96,174
   General and administrative                          10,531            11,488           32,102            31,797
                                              ---------------   ---------------  ---------------   ---------------
                                                       42,648            43,827          129,032           127,971
                                              ---------------   ---------------  ---------------   ---------------

NET INCOME (LOSS)                             $        43,865   $           224  $        47,004   $        33,643
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
   per unit                                   $          1.87   $           .01  $          2.01   $          1.44
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                ---------------------------------------
                                                                                      1996                     1995
                                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       47,004          $        33,643
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      96,930                   96,174
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                   (38,394)                  (8,054)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (42,075)                  (6,765)
                                                                                ---------------         ---------------
               Net cash provided by (used in) operating activities                      63,465                  114,998
                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                                (8,207)                 (23,650)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                          9,671                       --
                                                                                ---------------         ---------------
               Net cash provided by (used in) investing activities                       1,464                  (23,650)
                                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (64,884)                 (91,300)
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        45                       48
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,500                    1,418
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,545          $         1,466
                                                                                ===============         ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        5,616          $         7,257
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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1994, 1993 and 1992, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1995, 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1995, the cash distribution rate fell below 17.5 percent and thus, in 1996, the continuing costs and revenues will be shared 90 percent by the limited partners and 10 percent by the general partners.

(3)  Significant Accounting Policies -

      Use of Estimates --

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 96 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $46,049 or 63 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 78 percent or $1.05/MCF and in oil prices of 85 percent or $9.25/BBL had a significant impact on partnership performance. Current quarter oil production decreased 29 percent when compared to third quarter 1995 production volumes, partially offsetting the effects of the increased gas and oil prices.

      Associated amortization expense decreased a slight 1 percent or $222.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 9 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $42,380 or 16 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 39 percent or $.60/MCF and in oil prices of 36 percent or $4.39/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 27 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense increased a slight 1 percent or $756.

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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1989-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer