Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D LTD
filed 1997-05-13
CIK 861761

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        3,647       $        1,578
              Nonoperating interests income receivable                                         92,924               74,977
                                                                                       --------------       --------------
                   Total Current Assets                                                        96,571               76,555
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,249,086            2,243,158
         Less-Accumulated amortization                                                     (1,710,109)          (1,686,043)
                                                                                       --------------       --------------
                                                                                              538,977              557,115
                                                                                       --------------       --------------
                                                                                       $      635,548       $      633,670
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,329       $        4,428
                                                                                       --------------       --------------

         Partners' Capital                                                                    632,219              629,242
                                                                                       --------------       --------------
                                                                                       $      635,548       $      633,670
                                                                                       ==============       ==============


                 See accompanying notes to financialstatements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                        1997            1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        76,289   $        56,016
             Interest income                                                                 104                76
                                                                                 ---------------   ---------------
                                                                                          76,393            56,092
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 24,066            33,229
             General and administrative                                                    9,986            10,499
                                                                                 ---------------   ---------------
                                                                                          34,052            43,728
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        42,341   $        12,364
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          1.81
                                              ===============
         March 31, 1996                       $           .53
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                        1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         42,341        $        12,364
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        24,066                 33,229
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (17,947)                (5,695)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                (16,690)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        48,460                 23,208
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (6,005)                (4,852)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          77                     --
        Increase (decrease) in payable related to excess costs                            (1,099)                    --
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                        (7,027)                (4,852)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (39,364)               (18,349)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       2,069                      7
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,578                  1,500
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          3,647        $         1,507
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         2,255
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1989-D, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 31, 1989, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 269 limited partners made total capital contributions of $2,339,999.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-D, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 36 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $15,930 or 19 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 45 percent or $.84/MCF and in oil prices of 5 percent or $.74/BBL had a significant impact on partnership performance. Also, first quarter gas production increased 4 percent further contributing to the increased revenues. Current quarter oil production declined 16 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 28 percent or $9,163.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in an 90:10 ratio.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                           PART II - OTHER INFORMATION




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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:     May 5, 1997             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1997             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                        and Principal Accounting Officer