Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D LTD
filed 1997-08-12
CIK 861761

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       10,475       $        1,578
              Nonoperating interests income receivable                                         71,583               74,977
                                                                                       --------------       --------------
                   Total Current Assets                                                        82,058               76,555
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,251,709            2,243,158
         Less-Accumulated amortization                                                     (1,730,609)          (1,686,043)
                                                                                       --------------       --------------
                                                                                              521,100              557,115
                                                                                       --------------       --------------
                                                                                       $      603,158       $      633,670
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,983       $        4,428
                                                                                       --------------       --------------

         Partners' Capital                                                                    600,175              629,242
                                                                                       --------------       --------------
                                                                                       $      603,158       $      633,670
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                  1997               1996              1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        41,894   $        33,342  $       118,183   $        89,358
   Interest income                                        142                91              246               167
                                              ---------------   ---------------  ---------------   ---------------
                                                       42,036            33,433          118,429            89,525
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        20,500            31,584           44,566            64,813
   General and administrative                           8,949            11,074           18,935            21,573
                                              ---------------   ---------------  ---------------   ---------------
                                                       29,449            42,658           63,501            86,386
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        12,587   $        (9,225) $        54,928   $         3,139
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .54   $          (.39) $          2.35   $           .13
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                     1997                      1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       54,928          $         3,139
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      44,566                   64,813
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  3,394                   13,134
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (44,882)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              102,888                   36,204
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (13,739)                  (6,852)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                          5,188                    9,720
    Increase (decrease) in payable related to excess costs                              (1,445)                      --
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               (9,996)                   2,868
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (83,995)                 (39,045)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     8,897                       27
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,578                    1,500
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       10,475          $         1,527
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         4,355
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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1994, 1993 and 1992, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1995, 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1996, 1995, the cash distribution rate fell below 17.5 percent and thus in 1997, 1996, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 26 percent in the second quarter of 1997 when compared to the same quarter in 1996. However, oil and gas sales declined $26,656 or 28 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 40 percent in gas production and 7 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 20 percent or $.41/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 35 percent or $11,084.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 32 percent in the current period when compared to the corresponding period in 1996. However, oil and gas sales decreased $10,726 or 6 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 21 percent in gas production and 12 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.27/MCF partially offset the production declines.

      Associated amortization expense declined 31 percent or $20,247.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1989-D, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1997      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer