Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D LTD
filed 1997-11-12
CIK 861761

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       13,605       $        1,578
              Nonoperating interests income receivable                                         60,760               74,977
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        74,365               76,555
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,252,916            2,243,158
         Less-Accumulated amortization                                                     (1,751,200)          (1,686,043)
                                                                                       ---------------     ----------------
                                                                                              501,716              557,115
                                                                                       ---------------     ----------------
                                                                                       $      576,081       $      633,670
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,300       $        4,428
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    572,781              629,242
                                                                                       ---------------     ----------------
                                                                                       $      576,081       $      633,670
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        36,479   $        86,417  $       154,662   $       175,774
   Interest income                                        175                96              420               262
                                              ---------------   ---------------  ---------------   ---------------
                                                       36,654            86,513          155,082           176,036
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        20,591            32,117           65,157            96,930
   General and administrative                           9,899            10,531           28,833            32,102
                                              ---------------   ---------------  ---------------   ---------------
                                                       30,490            42,648           93,990           129,032
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,164   $        43,865  $        61,092   $        47,004
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .26   $          1.87  $          2.61   $          2.01
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       61,092          $        47,004
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      65,157                   96,930
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 14,217                  (38,394)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (42,075)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     140,466                   63,465
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (14,946)                  (8,207)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                          5,188                    9,671
    Increase (decrease) in payable related to excess costs                              (1,128)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (10,886)                   1,464
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (117,553)                 (64,884)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    12,027                       45
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,578                    1,500
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       13,605          $         1,545
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         5,616
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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1994, 1993 and 1992, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1995, 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1996 and 1995, the cash distribution rate fell below 17.5 percent and thus, in 1997 and 1996, the continuing costs and revenues will be shared 90 percent by the limited partners and 10 percent by the general partners.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 58 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $59,359 or 50 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas production. A decline of 40 percent in gas production had a significant impact on partnership performance. Also, current quarter oil prices declined 52 percent or $10.50/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 36 percent or $11,526.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 12 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $70,085 or 23 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 28 percent in gas production and 9 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 6 percent or $.12/MCF partially offset the production declines.

      Associated amortization expense declined 33 percent or $31,773.

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


                                       SWIFT ENERGY MANAGED PENSION
                                       ASSETS PARTNERSHIP 1989-D, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer