Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D LTD
filed 1999-05-11
CIK 861761

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           12


SIGNATURES                                                              13

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1999                  1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       39,628       $       41,151
              Nonoperating interests income receivable                                         35,862               28,807
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         75,490               69,958
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,204,279            2,219,916
         Less-Accumulated amortization                                                     (1,879,225)          (1,866,985)
                                                                                       ---------------      ---------------
                                                                                              325,054              352,931
                                                                                       ---------------      ---------------
                                                                                       $      400,544       $      422,889
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        6,098       $        4,801
                                                                                       ---------------      ---------------

         Limited Partners' Capital (23,399.99 Limited Partnership Units;
                                   $100 per unit)                                             389,794              413,182
         General Partners' Capital                                                              4,652                4,906
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     394,446              418,088
                                                                                       ---------------      ---------------
                                                                                       $      400,544       $      422,889
                                                                                       ===============      ===============


                 See accompanying notes to financialstatements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                        1999            1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        16,752   $        29,141
             Interest income                                                                 572               647
                                                                                 ---------------   ---------------
                                                                                          17,324            29,788
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 12,240            16,795
             General and administrative                                                   13,501             9,512
                                                                                 ---------------   ---------------
                                                                                          25,741            26,307
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (8,417)  $         3,481
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.38)
                                                 ============
         March 31, 1998                       $           .15
                                                 ============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                        1999                   1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (8,417)       $         3,481
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        12,240                 16,795
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (7,055)                (4,725)
        Increase (decrease) in accounts payable                                            1,297                 (2,175)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                        (1,935)                13,376
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (1,388)                  (105)
        Proceeds from sale of nonoperating interests in oil and gas properties            17,025                 18,087
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        15,637                 17,982
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (15,225)               (35,364)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,523)                (4,006)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          41,151                 47,741
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         39,628        $        43,735
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1994, 1993 and 1992, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1995, 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996 and 1995, the cash distribution rate fell below 17.5 percent and thus, in 1998, 1997 and 1996, the continuing costs and revenues will be
        (were) shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred as of October 1, 1998; therefore, for the fourth quarter of 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(1,935) and $13,376 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $17,025 and $18,087 for the three months ended March 31, 1999 and 1998, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $15,225 and $35,364 for the three months ended March 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 43 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $16,651 or 36 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production from the partnership's mature wells. Current quarter gas and oil production declined 15 percent and 45 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices declined 9 percent or $.17 to an average $1.65/MCF and oil prices declined 6 percent or $.54 to an average $8.51/BBL for the quarter contributing to the decreased revenues.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 27 percent for the quarter.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense decreased 27 percent or $4,555 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

      Partnership payout occurred a of October 1, 1998. During 1999, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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


Date:     May 5, 1999             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1999             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer