Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D LTD
filed 2000-05-12
CIK 861761

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ---------    --------

                         Commission File Number 0-18355

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
             (Exact name of registrant as specified in its charter)

           Texas                                        76-0289784
(State or other jurisdiction                 (I.R.S. EmployerIdentification No.)
       of organization)


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

Yes  X      No
   ------     ------

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                       3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999          4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999          5

            Notes to Financial Statements                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                     9

PART II.    OTHER INFORMATION                                               11


SIGNATURES                                                                  12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                                 BALANCE SHEETS

                                                               March 31,       December 31,
                                                                 2000             1999
                                                              -----------      -----------
                                                              (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents                                $    98,742      $   106,177
     Nonoperating interests income receivable                      38,841           37,333
                                                              -----------      -----------
          Total Current Assets                                    137,583          143,510
                                                              -----------      -----------

Nonoperating interests in oil and gas
     properties, using full cost accounting                     2,144,302        2,142,867
Less-Accumulated amortization                                  (1,916,262)      (1,907,494)
                                                              -----------      -----------
                                                                  228,040          235,373
                                                              -----------      -----------
                                                              $   365,623      $   378,883
                                                              ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                         $     3,755      $     5,946
                                                              -----------      -----------

Limited Partners' Capital (23,400 Limited Partnership
                            Units; $100 per unit)                 356,222          368,546
General Partners' Capital                                           5,646            4,391
                                                              -----------      -----------
          Total Partners' Capital                                 361,868          372,937
                                                              -----------      -----------
                                                              $   365,623      $   378,883
                                                              ===========      ===========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------------
                                                                 2000             1999
                                                              -----------      -----------
REVENUES:
     Income from nonoperating interests                       $    30,298      $    16,752
     Interest income                                                1,423              572
                                                              -----------      -----------
                                                                   31,721           17,324
                                                              -----------      -----------


COSTS AND EXPENSES:

     Amortization                                                   8,768           12,240
     General and administrative                                    12,126           13,501
                                                              -----------      -----------
                                                                   20,894           25,741
                                                              -----------      -----------
NET INCOME (LOSS)                                             $    10,827      $    (8,417)
                                                              ===========      ===========


Limited Partners' net income (loss)
     per unit                                                 $      0.35      $     (0.38)
                                                              ===========      ===========



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                 2000           1999
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                             $  10,827      $  (8,417)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                             8,768         12,240
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable    (1,508)        (7,055)
               Increase (decrease) in accounts payable                            (2,191)         1,297
                                                                               ---------      ---------
          Net cash provided by (used in) operating activities                     15,896         (1,935)
                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to nonoperating interests in oil and gas properties                (1,435)        (1,388)
     Proceeds from sales of nonoperating interests in oil and gas properties          --         17,025
                                                                               ---------      ---------
          Net cash provided by (used in) investing activities                     (1,435)        15,637
                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                              (21,896)       (15,225)
                                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (7,435)        (1,523)
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 106,177         41,151
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  98,742      $  39,628
                                                                               =========      =========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

LIQUIDITY AND CAPITAL RESOURCES

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $15,896 and $(1,935) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $17,025 for the three months ended March 31, 1999. Cash distributions totaled $21,896 and $15,225 for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 81 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $19,568 or 65 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 203 percent or $17.31/BBL to an average of $25.82/BBL and gas prices increased 65 percent or $1.07/MCF to an average of $2.72/MCF for the quarter. Current quarter production volumes decreased 21 percent as oil and gas production declined 14 percent and 24 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were related to the Partnership's property sales in 1999.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 85 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 46 percent.

      Total amortization expense decreased 28 percent or $3,472 in 2000 compared to first quarter 1999.

      Partnership payout occurred a of October 1, 1998. During 2000, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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

                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1989-D, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     May 8, 2000          By:        /s/ John R. Alden
          -----------                     --------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     May 8, 2000          By:        /s/ Alton D. Heckaman, Jr.
          -----------                     --------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer